Form 10-K
period 2005-12-31
Encore Credit Receivables Trust 2005-3
filed 2006-03-30
CIK 1337687

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2005
                          ---------------------------------------------------

Commission file number 333-126164-01
                       -------------


                        Wachovia Mortgage Loan Trust, LLC
        (as Depositor) under the Amended and Restated Trust Agreement, dated as August 30, 2005 providing for the issuance of
                     Encore Credit Receivables Trust 2005-3
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        New York                                         20-3168291
------------------------------                 ------------------------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                        Identification No.)

        301 S. College Street, NC5578-Suite G, Charlotte, NC 28288
-----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (704) 715 - 8239
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  [ ]Yes   [x]No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  [ ]Yes   [x]No





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  [x]Yes   [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer[ ]   Accelerated filer[ ]   Non-accelerated filer[x]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  [ ]Yes   [x]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

   Not applicable.


                     DOCUMENTS INCORPORATED BY REFERENCE

   None.


                                   PART I

Item 1. Business.

   Not applicable.


Item 1A. Risk Factors.

   Not applicable.


Item 1B. Unresolved Staff Comments.

   Not applicable.

Item 2. Properties.

   Not applicable.

Item 3. Legal Proceedings.

The Registrant knows of no material pending legal proceedings involving the trust created under the Indenture, the indenture trustee, the servicer, the subservicer or the Registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fiscal year covered by this report to a vote of noteholders.

                                  PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is currently no established pubic trading market for the Registrant's notes known to the Registrant.

Item 6. Selected Financial Data.

   Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

   Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Not applicable.


Item 8. Financial Statements and Supplementary Data.

   Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

Item 9A. Controls and Procedures.

   Not applicable.

Item 9B. Other Information.

   None.


                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

   Not applicable.

Item 11. Executive Compensation.

   Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

   Not applicable.

Item 13. Certain Relationships and Related Transactions.

   Not applicable.

Item 14. Principal Accounting Fees and Services.

   Not applicable.


                                  PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits

    1 Annual Independent Accountant's Servicing Report ("USAP") for the year ended December 31, 2005
          Option One Mortgage Corporation, as Servicer and accompanying Report of Management as to compliance with minimum servicing standards

    2     Annual Statement of Compliance
          for the year ended December 31, 2005
          ECC Capital Corporation, as servicer

    3     Annual Statement of Compliance
          for the year ended December 31, 2005
          CitiMortgage, Inc., as master servicer

    4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders for the year ended December 31, 2005

    5     Sarbanes Oxley Certification

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c) Not applicable.





























                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

By /s/ Tommy Harris, Senior Vice President, Citimortgage, Inc.
   ---------------------------------------------------------------

Date   March 29,2006
    --------------------------------------------------------------

By
   ---------------------------------------------------------------

Date
    --------------------------------------------------------------

   Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities
                    Pursuant to Section 12 of the Act

    (1) No annual report is provided to security holders; and

    (2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any security holders with respect to any annual or other meeting of security holders.